Form 10QSB
period 1999-09-30
HARVEYS GREAT THINGS INC
filed 1999-11-22
CIK 1083967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                For the quarterly PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________to __________

                         Commission file number 0-26179


                            HARVEY'S GREAT THINGS INC
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

            OKLAHOMA                                     73-1530723
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                            801 Northwest 63rd Street
                             Oklahoma City, OK 73116
                             -----------------------
                    (Address of principal executive offices)

                                 (405) 840-1163
                                 --------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of November 22, 1999:
Common stock 10,400,000 shares
------------------------------


Transitional Small Business Disclosure Format

(Check one) Yes [ ] No [x]

                                TABLE OF CONTENTS

PART I-  FINANCIAL INFORMATION
                                                                            PAGE
Item 1.  Financial Statements                                               3/9

Item 2.  Management's Discussion and Analysis                                10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities                                               11

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                   12

                           HARVEY'S GREAT THINGS, INC.
                                  BALANCE SHEET
                               September 30, 1999


                                     ASSETS


Current Assets
 Cash                                                               $    4,558
 Inventories                                                           131,730
                                                                    -----------
Total Current Assets                                                   136,288

Property and Equipment
 Leasehold Improvements                                                  8,198
 Furniture and Equipment                                                27,973
 (Less) accumulated
 depreciation/amortization                                              (5,028)
                                                                    -----------

Total Property and Equipment                                            31,143

Other Assets
 Loans to shareholders (Note 5)                                        176,623
                                                                    -----------
Total Other Assets                                                     176,623
                                                                    -----------
                                                                    $  344,054
                                                                    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
 Taxes Payable                                                      $       64
 Accounts Payable                                                       15,400
                                                                    -----------
Total Current Liabilities                                               15,464

Contingencies                                                         (Note 6)

Shareholders' Equity (Deficit)
 Common Stock, $0.001 par value;
 50,000,000 shares authorized;
 10,400,000 issued and outstanding                                      10,400
 Additional Paid-in Capital                                          1,112,583
 (Deficit)                                                            (794,393)
                                                                    -----------

Total Shareholders' Equity                                             328,590
                                                                    -----------

                                                                    $  344,054
                                                                    ===========


                                   Unaudited.
                 See accompanying notes to financial statements.

                           HARVEY'S GREAT THINGS, INC.
                            STATEMENTS OF OPERATIONS


                              For the Three Months        For the Nine Months
                              Ended September 30,         Ended September 30,
                           -------------------------   -------------------------
                               1999          1998          1999          1998
                           -----------   -----------   -----------   -----------

Net Sales                  $   87,708    $   15,606    $  195,961    $   26,741
Cost of sales                  82,771         7,151       108,563        11,959
                           -----------   -----------   -----------   -----------
Gross profit                    4,937         8,455        87,398        14,782

Expenses:

General and
 administrative               122,251       138,780       710,181       157,571
                           -----------   -----------   -----------   -----------

(Loss) before
 income taxes                (117,314)     (130,325)     (622,783)     (142,789)

Income taxes                        -             -             -             -
                           -----------   -----------   -----------   -----------

NET (LOSS)                 $ (117,314)   $ (130,325)   $ (622,783)   $ (142,789)
                           ===========   ===========   ===========   ===========
Net (LOSS) per share
 of common stock           $     (.01)   $     (.02)   $     (.06)   $     (.02)
                           ===========   ===========   ===========   ===========
Weighted average common
 shares outstanding        10,400,000     8,133,333    10,227,389     8,044,444
                           ===========   ===========   ===========   ===========


                                   Unaudited.
                 See accompanying notes to financial statements.


                                HARVEY'S GREAT THINGS, INC.
                                 STATEMENTS OF CASH FLOWS

                                    For the Three Months        For the Nine Months
                                    Ended September 30,         Ended September 30,
                                 -------------------------   -------------------------
                                     1999          1998          1999          1998
                                 -----------   -----------   -----------   -----------
Operating activities:
 Net (loss)                      $ (117,314)   $ (130,325)   $ (622,783)   $ (142,789)
Adjustments to reconcile
net (loss) to net cash
provided by operating
  activities:
Depreciation and amortization         1,555             -         4,665             -
Shares issued for services                            400        92,125           400
Changes and assets
 and liabilities:
Inventories                          76,627        (2,145)     (102,587)      (28,935)
Taxes payable                        (9,851)          715          (165)            -
Accrued expenses/
 accounts payable                    11,900        62,896        10,400       113,004
 Credit Card receivables             16,642             -             -             -
                                 -----------   -----------   -----------   -----------
Net cash provided by
(used by)
 operating activities:              (20,441)      (68,459)     (618,345)      (58,320)
Investing activities:
Loans made to shareholders                -             -      (151,623)            -
Loans repaid in cash by
  shareholder                             -             -        70,000             -
Acquisition of
 property and equipment                   -             -       (28,910)       (7,261)
                                 -----------   -----------   -----------   -----------
Net Cash provided by (used by)            -             -      (110,533)       (7,261)
  investing activities:
Financing activities:
Issuance of shares                        -        69,903       684,625        69,903
                                 -----------   -----------   -----------   -----------
Net increase (decrease)
 in cash                            (20,441)        1,444       (44,253)        4,322
Cash at beginning of period          24,999         2,878        48,811             -
                                 -----------   -----------   -----------   -----------
Cash at end of period            $    4,558    $    4,322    $    4,558    $    4,322
                                 ===========   ===========   ===========   ===========
Supplemental disclosures:
Cash paid during the period for:
Interest                         $        -    $        -    $        -    $        -
                                 ===========   ===========   ===========   ===========
Income taxes                     $        -    $        -    $        -    $        -
                                 ===========   ===========   ===========   ===========
Non-cash financing
  transactions:
Common shares issued
for services                     $        -    $      400    $   92,125    $      400
                                 ===========   ===========   ===========   ===========

                                   Unaudited.
                 See accompanying notes to financial statements.

                           HARVEY'S GREAT THINGS, INC.
                  STATEMENTS OF SHAREHOLDERS' EQUITY (Deficit)

                                             Additional   Retained
                        Common      Stock      Paid-In    Earnings
                        Shares     Amount      Capital    (Deficit)     Total
                     ----------- ----------- ----------- ----------- -----------

Balance at
December 31,
1998                  8,846,500  $    8,847  $  337,386  $ (171,610)  $ 174,623

Common shares
issued for
services on
January 22, 1999        184,250         184      91,941           -      92,125

Common shares
issued for cash
January 1, 1999-
April 6, 1999         1,369,250       1,369     683,256           -     684,625

Net (loss)
for the Six
months ended
June 30,
1999                          -           -           -    (505,469)   (505,469)
                     ----------- ----------- ----------- ----------- -----------

Balance at
June 30, 1999        10,400,000      10,400   1,112,583    (677,079)    445,904


Net (loss)
for the three
months ended
September
30, 1999                      -           -           -    (117,314)   (117,314)
                     ----------- ----------- ----------- ----------- -----------

Balance at
September
30, 1999             10,400,000  $   10,400  $1,112,583  $ (794,393) $  328,590
                     =========== =========== =========== =========== ===========

                                   Unaudited.
                 See accompanying notes to financial statements.

                           HARVEY'S GREAT THINGS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

Note 1 - Summary of Significant Accounting Policies

Nature of Operations

         Harvey's Great Things, Inc., (the "Company"), an Oklahoma corporation, was incorporated on December 3, 1997. Operations commended April 1, 1998. The Company is in the retail business, specializing in antiques and art deco items.

Management's assertion - interim financial statements

         These interim financial statement include all adjustments necessary to present fairly, in all material respects, the financial condition and results of operations of the Company for the period ended September 30, 1999. All adjustments made were of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information refer to the financial statements and footnotes thereto included in the Company's Form 10-SB.

Property and Equipment, Leasehold Improvements and Depreciation

         Property and equipment is recorded at cost and is depreciated over the estimated lives of approximately five years using the straight-line method. Leasehold improvements are being amortized over the five year leasehold period.

Equivalents

         Cash equivalents consist of funds invested in money market accounts and in investments with a maturity of three months or less when purchased.

Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the specific identification method. Inventories are comprised primarily of antiques and art deco pieces.

Shares for services

         Valuation of shares issued for services is based on the fair market value of services.

(Loss) Per Share

         The computation of(loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

                                   Unaudited.

                           HARVEY'S GREAT THINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 1999

Note 1 - Summary of Significant Accounting Policies (continued)

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Sales are recorded net of an estimate for returns and allowances.

Income Taxes

         The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 3).

Reclassifications

         Certain items in prior periods financial statements have been reclassified to conform with the 1999 presentation.

Note 2 - Basis of presentation and considerations related to continued existence (going concern)

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss for the nine months ended September 30, 1999 of $622,783. The net loss for the year ended December 31, 1998 was $171,610. These factors, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

         The Company's management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in this endeavor.

Note 3 - Income taxes

         The Company records its income tax provision in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for deferred income taxes.

         At September 30, 1999 the Company had a tax net operating loss carryforward of approximately $165,000 which expires in 2013. This has been fully reserved due to the uncertainty of a going concern. At September 30, 1999, the Company did not have any significant deferred tax liabilities or deferred tax assets.
                                   Unaudited.

                           HARVEY'S GREAT THINGS, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)
                               September 30, 1999


Note 4 - Property and Equipment

         Leasehold improvements consist of improvements to the company's location in Oklahoma City. Furniture and equipment consists of office furniture and office equipment acquired by the Company.

Note 5 - Loans to shareholders

         As of September 30, 1999 the following amounts were outstanding as loans to shareholders:

Loans directly to Chairman                    $ 95,000
Loans to an entity controlled by Chairman       55,000
Loans to an officer                             16,723
Loans to a officer                               9,900
                                              --------
                                              $176,623
                                              ========

         All of the above loans are 7 1/2% unsecured notes with maturity dates of December 31, 1999 at which time principal and interest are due. However, at December 31, 1999 the Company will decide whether to renew these loans including interest. No interest has been paid or accrued in 1999.

         The funds for the above loans came from capital raised from shareholders pursuant to a 504 (D) offering exempt from registration. The 504
(D) memorandum did not disclose that the Company would make these loans to shareholders, or any loans at all to shareholders.

Note 6 - Commitments and Contingencies

         Currently, the Company has a five year lease for its building with a yearly rent of $36,000 for the first year, $42,000 for the second year, $48,000 for the third year, $54,000 for the fourth year, and $60,000 for the fifth year.

                                   Unaudited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         Results of Operations. Third quarter and nine months OF 1999 compared with the corresponding periods of 1998.

         Net sales increased 462 percent to $87,708 for the third quarter and 633 percent to $195,961 for the first nine months of 1999. The net loss for the third quarter decreased 10 percent to $117,314, compared to $130,325 in 1998. For the first nine months of 1999 the net loss increased 336 percent over the corresponding 1998 period. Net loss per share of common stock decreased 50 percent to $.01 from $.02 in the third quarter of 1999, however for the first nine months of 1999 net loss per share of common stock increased 300 percent to $.06 compared to $.02 in 1998

         The gross profit percentages for both the third quarter and the first nine months of 1999 decreased significantly from the corresponding 1998 periods This was due primarily to the Company selling inventory at lower margins to generate sales. General and administrative expenses for the third quarter approximated that of the corresponding 1998 period. However, general and administrative expenses for the first nine months of 1999 increased significantly from the corresponding 1998 period, due primarily to expanded sales and marketing expenses.

Related Parties

         Loans to shareholders at September 30, 1999 was $176,623. There was no change from June 30, 1999. The shareholders made no principal on interest payments during the three months ended September 30, 1999.

         During all periods from inception to date, salaries, consulting fees and other payments by the Company to its officers, directors and shareholders has been significant. Generally these transfers to related parties have been significantly greater than total revenues.

Liquidity and Sources of Capital, Changes in Financial Condition Since December 31, 1998

         The Company has incurred significant recurring operating losses, net losses, and negative cash flows for all periods from inception to date. The foregoing raises substantial doubt about the Company's ability to continue as a going concern.

         The Company's management intends to raise additional operating funds through equity and/or debt offerings. However there can be no assurance the Company's management will be successful in its endeavors.

Year 2000 Issue

         lf the Company's external auction providers' systems crash the Company could loose most of its revenues. The Company does not have Year 2000 contingency plans in place and does not intend to develop such plans. Adverse effects of Year 2000 problems could be very significant for the Company.

Forward-Looking Statements

         This Form 1O-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. All statements, other than statements of historical facts included in this Form, including without limitation, statements under "Management' s Discussion and Analysis" regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations are forward-looking statements.

         Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.  Changes in Securities

         There have been no changes in securities since April 6, 1999.

         All of the Company's issuances of securities were disclosed in its Form 10-SB filing.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Exhibits and Reports on Form 8-K.

         NO EXHIBITS REQUIRED.

         There were no reports filed on Form 8-K during the three-month period ended September 30, 1999.

SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:  November 22, 1999                    HARVEY'S GREAT THINGS, INC.

                                            /S/ Harvey S. Bryant
                                            --------------------------------
                                            Harvey S. Bryant
                                            Chairman of the Board, President