Form 10QSB/A
period 1999-09-30
HARVEYS GREAT THINGS INC
filed 1999-12-02
CIK 1083967

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10QSB
                                Amendment No. 1

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

Year 2000 Disclosure

          The Company has been addressing computer software modifications or replacements to enable transactions to process properly in the year 2000. Based on currently available information, all internal changes have been made. All of the Company's internal servers and those used for our web operations are Y2K compliant. Although the Company is working with suppliers and customers (i.e. management of the Company engages in ongoing telephone followups) regarding this issue, no assurance can be given with respect to any potential adverse effects on the Company of any failure by other parties to achieve year 2000 compliance. All of our external auction providers, who are critical to our business, have stated they are or will be Y2K compliant, however there can be no assurance of this.

          If our external auction providers' systems crash we could loose a significant portion of our revenues. A likely worst case scenario involves a loss of most, if not all, revenues. For example, if Year 2000 problems: cause the World Wide Web to crash; or other auction sites the Comany uses to crash; the Company could loose its online services and thus most of its revenue. The Company does not have Year 2000 contingency plans in place and does not intend to develop such plans. Adverse effects of Year 2000 problems include loss of valued customers upset over computer problems. The Company has spent approximately $5,000 on Year 2000 efforts.


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